Form 10-K
period 2014-12-31
Ally Master Owner Trust; Ally Wholesale Enterprises LLC
filed 2015-03-30
CIK 1499357, 1492632

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(866) 710-4623
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

The owner trustee has represented to the Issuing Entity that it is not a party to any current legal proceedings, nor is its management aware of any legal proceedings threatened against it that, if determined adversely to such party, would be expected to have a material adverse effect on the performance of the notes.

Wells Fargo Bank, National Association (“Wells Fargo Bank, N.A.”), as Indenture Trustee, has provided the following information for inclusion in this report on Form 10-K:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts. The complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by certain of the institutional investor plaintiffs. The complaint against Wells Fargo Bank, N.A. alleges the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality, failure to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and purported failure to abide by appropriate standards of care following events of default. Relief sought includes money damages in an unspecified amount, reimbursement of certain expenses and equitable relief. Other cases alleging similar causes of action have previously been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Part II

Item 9B. Other Information

None.

Part III

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.  The information has been provided previously in a Prospectus, dated November 4, 2014 filed by the Issuing Entity, pursuant to Rule 424(b)(5) of the Securities Act of 1933 on November 6, 2014.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Ally Financial Inc. (“Ally Financial”) and Wells Fargo Bank, National Association (the "Indenture Trustee", and each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2014, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Neither the Report on Assessment nor the related Attestation Report has identified any material instances of noncompliance with the servicing criteria applicable to Ally Financial.

The Indenture Trustee Report on Assessment assessed compliance by Wells Fargo Bank, National Association with the Applicable Servicing
Criteria for the calendar year 2014 as required under Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122 of Regulation AB. Based on this assessment for the respective period, no instances of material noncompliance were identified with respect to the servicing criteria applicable to Wells Fargo Bank, National Association.

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

•	Pooling and Servicing Agreement among Ally Bank, as Seller, Ally Financial, as Servicer, and Ally Wholesale Enterprises LLC, as Purchaser, dated as of February 12, 2010.

•	Series 2010-4 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated August 26, 2010.

•	Series 2012-1 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated February 22, 2012.

•	Series 2012-3 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated July 25, 2012.

•	Series 2012-4 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated July 25, 2012.

•	Series 2012-5 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated October 11, 2012.

•	Series 2013-1 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated February 21, 2013.

•	Series 2013-2 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated April 24, 2012.

•	Series 2013-3 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated September 30, 2013.

•	Series 2014-1 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated February 5, 2014.

•	Series 2014-2 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated March 19, 2014.

•	Series 2014-3 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated March 19, 2014.

•	Series 2014-4 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated July 16, 2014.

•	Series 2014-5 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated November 12, 2014.

•	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2014.

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of Wells Fargo Bank, National Association for the year ended December 31, 2014.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 10, 2015 for the year ended December 31, 2014.

•
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Wells Fargo Bank, National Association dated February 25, 2015 for the year ended December 31, 2014.

•	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2014.

•	Trust Sale and Servicing Agreement among Ally Financial, as Servicer, Ally Wholesale Enterprises LLC, as Depositor, and Ally Bank, as Seller, dated as of February 12, 2010.

•	Custodian Agreement between Ally Financial, as Custodian, Ally Wholesale Enterprises LLC, as Depositor, and Ally Bank, as Seller, dated as of February 12, 2010.

•	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and the Indenture Trustee, dated as of February 12, 2010.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ally Wholesale Enterprises LLC, as Depositor

/s/ Ryan C. Farris
Ryan C. Farris
President
(Senior Officer in charge of securitization of the depositor)

Date: March 30, 2015

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
4.6
Series 2012-3, Indenture Supplement, dated July 25, 2012, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on July 30, 2012, File No. 333-167044-1).
**
4.7
Series 2012-4, Indenture Supplement, dated July 25, 2012, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on July 30, 2012, File No. 333-167044-1).
**
4.8
Series 2012-5, Indenture Supplement, dated October 11, 2012, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on October 16, 2012, File No. 333-167044-1).
**
4.9
Series 2013-1, Indenture Supplement, dated February 21, 2013, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on February 21, 2013 File No. 333-167044-1).
**
4.10
Series 2013-2, Indenture Supplement, dated April 24, 2013, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on April 25, 2013 File No. 333-167044-1).
**
4.11
Series 2013-3, Indenture Supplement, dated September 30, 2013, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on October 3, 2013 File No. 333-167044-1).
**
4.12
Series 2014-1, Indenture Supplement, dated February 5, 2014, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on February 6, 2014 File No. 333-190561-1).
**
4.13
Series 2014-2, Indenture Supplement, dated March 19, 2014, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on March 25, 2014 File No. 333-190561-1).
**
4.14
Series 2014-3, Indenture Supplement, dated Mach 19, 2014, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on March 25, 2014 File No. 333-190561-1).
**
4.15
Series 2014-4, Indenture Supplement, dated July 16, 2014, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on July 18, 2014 File No. 333-190561-1).
**
4.16
Series 2014-5, Indenture Supplement, dated November 12, 2014, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on November 18, 2014 File No. 333-190561-1).
**
31.1	Certification of Executive Officer Pursuant to Rule 13a-14(d)/15d-14(d).	Filed herewith.
33.1	Report on Assessment of Compliance with Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2014.	Filed herewith.
33.2	Report on Assessment of Compliance with Servicing Criteria concerning activities of Wells Fargo Bank, National Association for the year ended December 31, 2014.	Filed herewith.
34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 10, 2015 for the year ended December 31, 2014.	Filed herewith.
34.2
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Wells Fargo Bank, National Association, dated February 25, 2015 for the year ended December 31, 2014.
Filed herewith.

35.1	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2014.	Filed herewith.
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