Form 10-K
period 2016-12-31
Ally Master Owner Trust; Ally Wholesale Enterprises LLC
filed 2017-03-24
CIK 1499357, 1492632

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________.

Ally Master Owner Trust
(Exact name of issuing entity as specified in its charter)

Commission File Number of issuing entity: 333-167044-1

Central Index Key Number of issuing entity: 0001499357

Ally Wholesale Enterprises LLC
(Exact name of depositor as specified in its charter)

Commission File Number of depositor: 333-167044

Central Index Key Number of depositor: 0001492632

Ally Bank
(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor (if applicable): 0001601846

DELAWARE	27-6449246
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Ally Wholesale Enterprises LLC
500 Woodward Avenue
Detroit, Michigan
48226
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

None.

Part III

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.  The information has been provided previously in a Prospectus, dated May 28, 2015 filed by the Issuing Entity, pursuant to Rule 424(b)(5) of the Securities Act of 1933 on June 1, 2015.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Ally Financial Inc. (“Ally Financial”) and Wells Fargo Bank, National Association (the "Indenture Trustee", and each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2016, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Neither the Report on Assessment nor the related Attestation Report has identified any material instances of noncompliance with the servicing criteria applicable to Ally Financial.

The Indenture Trustee Report on Assessment assessed compliance by Wells Fargo Bank, National Association with the Applicable Servicing
Criteria for the calendar year 2016 as required under Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122 of Regulation AB. Based on this assessment for the respective period, no instances of material noncompliance were identified with respect to the servicing criteria applicable to Wells Fargo Bank, National Association.

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

•	Pooling and Servicing Agreement among Ally Bank, as Seller, Ally Financial, as Servicer, and Ally Wholesale Enterprises LLC, as Purchaser, dated as of February 12, 2010.

•	Series 2012-4 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated July 25, 2012.

•	Series 2012-5 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated October 11, 2012.

•	Series 2014-1 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated February 5, 2014.

•	Series 2014-3 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated March 19, 2014.

•	Series 2014-4 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated July 16, 2014.

•	Series 2014-5 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated November 12, 2014.

•	Series 2015-1 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated February 11, 2015.

•	Series 2015-2 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated February 11, 2015.

•	Series 2015-3 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated June 3, 2015.

•	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2016.

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of Wells Fargo Bank, National Association for the year ended December 31, 2016.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 10, 2017 for the year ended December 31, 2016.

•
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Wells Fargo Bank, National Association dated February 21, 2017 for the year ended December 31, 2016.

•	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2016.

•	Trust Sale and Servicing Agreement among Ally Financial, as Servicer, Ally Wholesale Enterprises LLC, as Depositor, and Ally Bank, as Seller, dated as of February 12, 2010.

•	Custodian Agreement between Ally Financial, as Custodian, Ally Wholesale Enterprises LLC, as Depositor, and Ally Bank, as Seller, dated as of February 12, 2010.

•	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and the Indenture Trustee, dated as of February 12, 2010.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ally Wholesale Enterprises LLC, as Depositor

/s/ Ryan C. Farris
Ryan C. Farris
President
(Senior Officer in charge of securitization of the depositor)

Date: March 24, 2017

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
4.5
Series 2012-5, Indenture Supplement, dated October 11, 2012, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on October 16, 2012, File No. 333-167044-1).
**
4.6
Series 2014-1, Indenture Supplement, dated February 5, 2014, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on February 6, 2014 File No. 333-190561-1).
**
4.7
Series 2014-3, Indenture Supplement, dated March 19, 2014, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on March 25, 2014 File No. 333-190561-1).
**
4.8
Series 2014-4, Indenture Supplement, dated July 16, 2014, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on July 18, 2014 File No. 333-190561-1).
**
4.9
Series 2014-5, Indenture Supplement, dated November 12, 2014, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on November 18, 2014 File No. 333-190561-1).
**
4.10
Series 2015-1, Indenture Supplement, dated February 11, 2015, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on February 18, 2015 File No. 333-190561-1).
**
4.11
Series 2015-2, Indenture Supplement, dated February 11, 2015, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on February 18, 2015 File No. 333-190561-1).
**
4.12
Series 2015-3, Indenture Supplement, dated June 3, 2015 between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on June 4, 2015 File No. 333-190561-1).
**
31.1	Certification of Executive Officer Pursuant to Rule 13a-14(d)/15d-14(d).	Filed herewith.
33.1	Report on Assessment of Compliance with Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2016.	Filed herewith.
33.2	Report on Assessment of Compliance with Servicing Criteria concerning activities of Wells Fargo Bank, National Association for the year ended December 31, 2016.	Filed herewith.
34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 10, 2017 for the year ended December 31, 2016.	Filed herewith.
34.2
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Wells Fargo Bank, National Association, dated February 21, 2017 for the year ended December 31, 2016.
Filed herewith.
35.1	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2016.	Filed herewith.
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